Form 10-Q
period 2022-01-31
Perfect Solutions Group, Inc.
filed 2022-03-15
CIK 1880249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2022

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

As of March 15, 2022, there were 573,271,545 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Perfect Solutions Group, Inc.

Balance Sheet

(Unaudited)

	January 31, 2022	July 31, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$350	$3,750

TOTAL LIABILITIES	$350	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; 10,000 and 0 issued and outstanding as of January 31, 2022 and July 31, 2021, respectively)	1	-
Common stock ($0.0001 par value, 1,400,000,000 shares authorized, 573,271,545 and 0 issued and outstanding as of January 31, 2022 and July 31, 2021, respectively)	57,327	-
Additional paid-in capital	(50,218)	960
Accumulated deficit	(7,460)	(4,710)
Total Stockholders’ Equity (Deficit)	(350)	(3,750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended January 31, 2022	Six Months Ended January 31, 2022

Operating expenses

General and administrative expenses	$1,900	$2,750
Total operating expenses	1,900	2,750

Net loss	$(1,900)	$(2,750)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	573,271,545	433,244,955

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2021 to January 31, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2021	-	$-	-	$-	$960	$(4,710)	$(3,750)
Common shares issued in reorganization	573,271,545	57,327	-	-	(57,327)	-	-
Preferred shares issued in reorganization	-	-	10,000	1	(1)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	4,250	-	4,250
Net loss	-	-	-	-	-	(850)	(850)
Balances, October 31, 2021	573,271,545	$57,327	10,000	$1	$(52,118)	$(5,560)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,900	-	1,900
Net loss	-	-	-	-	-	(1,900)	(1,900)
Balances, January 31, 2022	573,271,545	$57,327	10,000	$1	$(50,218)	$(7,460)	$(350)

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Cash Flows

(Unaudited)

Six Months Ended January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,750)
Changes in current assets and liabilities:
Accrued expenses	(3,400)
Net cash used in operating activities	(6,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$6,150
Net cash used in financing activities	6,150

Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of January 31, 2022, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of January 31, 2022 and July 31, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2022.

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

The Company does not have any potentially dilutive instruments as of January 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2022.

The Company’s stock-based compensation for the period ended January 31, 2022 was $0.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of May 31, 2021, the Company has incurred a net loss of approximately $7,460 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $1,567 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 29, 2021, and our fiscal year end of July 31, 2021, we have completed only one taxable fiscal year.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 1,000,000 shares with a par value of $0.0001. There were 10,000 and 0 shares of preferred stock issued and outstanding as of January 31, 2022 and July 31, 2021, respectively.

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

Common Stock

The authorized common stock of the Company consists of 1,400,000,000 shares with a par value of $0.0001. There were 573,271,545 and 0 shares of common stock issued and outstanding as of January 31, 2022 and July 31, 2021, respectively.

On September 15, 2021, Perfect Solutions, Inc. completed a holding company merger with ALL-Q-Tell Corporation. All the former shareholders of ALL-Q-Tell Corporation became the shareholders of Perfect Solutions Group, Inc. with each shareholder holding an equivalent economic interest as they held in All-Q-Tell Corporation.

Additional Paid-In Capital

The Company’s sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $6,150 during the period ended October 31, 2021.

The Company’s sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $960 during the period ended July 31, 2021.

The $7,110 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

The Company’s sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $6,150 during the period ended October 31, 2021.

The Company’s sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $960 during the period ended July 31, 2021.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended January 31, 2022 and has found that there was nothing material to disclose.

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

Our Common Stock is currently listed on the OTC Markets Group Inc.’s Pink® Open Market under the symbol “PSGI”.

The Company believes that the Reorganization, deemed effective on September 15, 2021, was not a transaction of the type described in subparagraph (a) of Rule 145 under the Securities Act of 1933 and the consummation of the Reorganization will not be deemed to involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act of 1933. The Reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, the provisions of NRS 92A.180 did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act of 1933.”

On September 15, 2021, after the completion of the Holding Company Reorganization, we cancelled all of the stock we held in ALL-Q-TELL Corporation resulting in ALL-Q-TELL Corporation as a stand-alone company. Pursuant to the holding company merger agreement and effects of merger, all of the assets and liabilities, if any, remain with ALL-Q-TELL Corporation after the Reorganization. Paul Moody, the Director of ALL-Q-TELL Corporation, did not discover any assets of ALL-Q-TELL Corporation from the time he was appointed Director until the completion of the Reorganization and subsequent separation of ALL-Q-TELL Corporation as a stand-alone company.

Given that the former business plan and objectives of ALL-Q-TELL Corporation (“ALLQ”) and the present day business plan and objectives of Perfect Solutions Group, Inc. (“PSGI”) substantially differ from one another, we conducted the corporate separation with ALL-Q-TELL Corporation immediately after the effective time of the Reorganization in order to avoid any shareholder confusion. The former business plan of ALLQ (to operate sleep diagnostic machines and also provide diagnostic services to hospitals on a contractual basis) under the leadership of its former directors, does not, in any way, represent the current day blank check business plan of Perfect Solutions Group, Inc. It is our belief that ALLQ was a shell company at the time of the Reorganization. The result of corporate separation ameliorated shareholder confusion about our identity and/or corporate objectives. Furthermore, we wanted to continue trading in the OTC MarketPlace.

The corporate actions taken by the Company, including, but not limited to, the corporate structuring of the transactions, was deemed, in the discretion of our sole director, to be for the benefit of the corporation and its shareholders. Former shareholders of ALLQ are now the shareholders of PSGI. Each and every shareholder of ALLQ became a shareholder of PSGI with each share of capital stock of ALLQ held by former ALLQ shareholder becoming an equivalent amount of capital stock held in PSGI. The former shareholders of ALLQ now have the opportunity to benefit under our business plan and we have the opportunity to grow organically from our shareholder base and new leadership under our sole director.

FINRA completed its review of our corporate action. On September 17, 2021, Perfect Solutions Group, Inc. was given a CUSIP number by CUSIP Global Services of 71373M101 and a ticker symbol PSGI. The announcement of our Predecessor’s corporate action was posted on the FINRA daily list on November 18, 2021. The Market Effective date was November 19, 2021.

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

On September 3, 2021 Custodian filed restated articles of incorporation of ALL-Q-TELL Corporation.

Liquidity and Capital Resources

Our cash balance is $0 as of January 31, 2022. We have been utilizing funds from our Chief Executive Officer, Paul Moody, and may continue to do so in the future.

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

Net Income

We recorded a net loss of $1,900 and $2,750 for the three and six months ended January 31, 2022, respectively.

Cash flow

For the six months ended January 31, 2022, we had negative cash flows from operating activities in the amount of $6,150.

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

As of January 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended January 31, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Form 10-12G/A, as filed with the SEC on November 30, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Perfect Solutions Group, Inc.

(Registrant)

By: /s/ Paul Moody

Name: Paul Moody

Chief Executive Officer and Chief Financial Officer

Dated: March 15, 2022