Form 10-Q
period 2022-04-30
Perfect Solutions Group, Inc.
filed 2022-06-06
CIK 1880249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56335

Perfect Solutions Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F K’s Minamiaoyama 6-6-20 Minamiaoyama, Minato-ku Tokyo, Japan	107-0062
(Address of Principal Executive Offices)	(Zip Code)

81-90-6002-4978
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

As of June 6, 2022, there were 573,271,545 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Perfect Solutions Group, Inc.

Balance Sheet

	April 30, 2022 (Unaudited)	July 31, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$1,200	$3,750

TOTAL LIABILITIES	$1,200	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 1,000,000 shares authorized; 10,000 and 0 issued and outstanding as of April 30, 2022 and July 31, 2021, respectively)	1	-
Common stock ($.0001 par value, 1,400,000,000 shares authorized, 573,271,545 and 0 issued and outstanding as of April 30, 2022 and July 31, 2021, respectively)	57,327	-
Additional paid-in capital	(45,218)	960
Accumulated deficit	(13,310)	(4,710)
Total Stockholders’ Equity (Deficit)	(1,200)	(3,750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2022	Nine Months Ended April 30, 2022

Operating expenses

General and administrative expenses	$5,850	$8,600
Total operating expenses	5,850	8,600

Net loss	$(5,850)	$(8,600)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	478,894,649	478,894,649

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2021 to April 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2021	-	$-	-	$-	$960	$(4,710)	$(3,750)
Common shares issued in reorganization	573,271,545	57,327	-	-	(57,327)	-	-
Preferred shares issued in reorganization	-	-	10,000	1	(1)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	4,250	-	4,250
Net loss	-	-	-	-	-	(850)	(850)
Balances, October 31, 2021	573,271,545	$57,327	10,000	$1	$(52,118)	$(5,560)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,900	-	1,900
Net loss	-	-	-	-	-	(1,900)	(1,900)
Balances, January 31, 2022	573,271,545	$57,327	10,000	$1	$(50,218)	$(7,460)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	-	(5,850)	(5,850)
Balances, April 30, 2022	573,271,545	$57,327	10,000	$1	$(45,218)	$(13,310)	$(1,200)

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Cash Flows

(Unaudited)

Nine Months April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,600)
Changes in current assets and liabilities:
Accrued expenses	(2,550)
Net cash used in operating activities	(11,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$11,150
Net cash used in financing activities	11,150

Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

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

On March 18, 2022, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC (“CRS”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on March 21, 2022, (“Closing Date”), CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing approximately 94.58% voting control of the Company; 10,000 shares of Series Z Preferred Stock were transferred to WKC. WKC paid consideration of $60 for every share of Preferred Series Z Stock acquired (the “Purchase Price”). The consummation of the transaction contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

On the Closing Date, March 21, 2022, Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date and his resignation was effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders. On the Closing Date, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. Mr. Ishizuka’s appointment as Director was effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders. The resignation of Mr. Moody was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. There is no arrangement or understanding among the newly appointed officers and directors or any other person pursuant to which they were appointed as a director and officer of the Company.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of April 30, 2022, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of April 30, 2022 and July 31, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2022.

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

The Company does not have any potentially dilutive instruments as of April 30, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2022.

The Company’s stock-based compensation for the period ended April 30, 2022 was $0.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2022, the Company has incurred a net loss of approximately $13,310 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $2,795 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 29, 2021, and our fiscal year end of July 31, 2021, we have completed only one taxable fiscal year.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 1,000,000 shares with a par value of $0.0001. There were 10,000 and 0 shares of preferred stock issued and outstanding as of April 30, 2022 and July 31, 2021, respectively.

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

On March 18, 2022, the Company entered into a Share Purchase Agreement by and among CRS Consulting, LLC (“CRS”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on March 21, 2022, CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing approximately 94.58% voting control of the Company; 10,000 shares of Series Z Preferred Stock were transferred to WKC. WKC paid consideration of $60 for every share of Preferred Series Z Stock acquired. The consummation of the transaction contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

Common Stock

The authorized common stock of the Company consists of 1,400,000,000 shares with a par value of $0.0001. There were 573,271,545 and 0 shares of common stock issued and outstanding as of April 30, 2022 and July 31, 2021, respectively.

On September 15, 2021, Perfect Solutions, Inc. completed a holding company merger with ALL-Q-Tell Corporation. All the former shareholders of ALL-Q-Tell Corporation became the shareholders of Perfect Solutions Group, Inc. with each shareholder holding an equivalent economic interest as they held in All-Q-Tell Corporation.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company totaling $150 during the period ended April 30, 2022.

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $11,000 during the period ended April 30, 2022.

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $960 during the period ended July 31, 2021.

The $12,110 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended April 30, 2022 and has found that there was nothing material to disclose.

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

On March 18, 2022, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC (“CRS”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on March 21, 2022, (“Closing Date”), CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing approximately 94.58% voting control of the Company; 10,000 shares of Series Z Preferred Stock were transferred to WKC. WKC paid consideration of $60 for every share of Preferred Series Z Stock acquired (the “Purchase Price”). The consummation of the transaction contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

On the Closing Date, March 21, 2022, Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date and his resignation was effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders. On the Closing Date, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. Mr. Ishizuka’s appointment as Director was effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders. The resignation of Mr. Moody was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. There is no arrangement or understanding among the newly appointed officers and directors or any other person pursuant to which they were appointed as a director and officer of the Company.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of the date of this report, the Company had not yet commenced any such operations.

Currently, White Knight Co., Ltd., a Japan Company owned and controlled by Koichi Ishizuka, is our controlling shareholder, owning 10,000 shares of Series Z Preferred Stock. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

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

On September 3, 2021 Custodian filed restated articles of incorporation of ALL-Q-TELL Corporation.

Liquidity and Capital Resources

Our cash balance is $0 as of April 30, 2022. We have been utilizing funds from our former Chief Executive Officer, Paul Moody, and our current Chief Executive Officer, Koichi Ishizuka, and may continue to use funds from our current Chief Executive Officer in the future.

Mr. Ishizuka has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

The company has generated no revenue to date.

Net Income

We recorded a net loss of $5,850 and $8,600 for the three and nine months ended April 30, 2022, respectively.

Cash flow

For the nine months ended April 30, 2022, we had negative cash flows from operating activities in the amount of $11,150.

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

As of April 30, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended April 30, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Form 10-12G/A, as filed with the SEC on November 30, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Perfect Solutions Group, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: June 6, 2022