Form 10-Q
period 2022-10-31
Perfect Solutions Group, Inc.
filed 2022-12-06
CIK 1880249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2022

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

As of December 6, 2022, there were 573,271,545 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Perfect Solutions Group, Inc.

Balance Sheet

	October 31, 2022 (Unaudited)	July 31, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 100,000,000 shares authorized; 10,000 issued and outstanding as of October 31, 2022 and July 31, 2022)	1	1
Common stock ($0.0001 par value, 1,400,000,000 shares authorized, 573,271,545 issued and outstanding as of October 31, 2022 and July 31, 2022, respectively)	57,327	57,327
Additional paid-in capital	(32,068)	(39,518)
Accumulated deficit	(25,260)	(17,810)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021

Operating expenses

General and administrative expenses	$7,450	$850
Total operating expenses	7,450	850

Net loss	$(7,450)	$(850)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	573,271,545	293,218,265

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2022 to October 31, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2022	573,271,545	$57,327	10,000	$1	$(39,518)	$(17,810)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	7,450	-	7,450
Net loss	-	-	-	-	-	(7,450)	(7,450)
Balances, October 31, 2022	$573,271,545	$57,327	10,000	$1	$(32,068)	$(25,260)	$-

Perfect Solutions Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2021 to October 31, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2021	-	$-	-	$-	$960	$(4,710)	$(3,750)
Common shares issued in reorganization	573,271,545	57,327	-	-	(57,327)	-	-
Preferred shares issued in reorganization	-	-	10,000	1	(1)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	4,250	-	4,250
Net loss	-	-	-	-		(850)	(850)
Balances, October 31, 2021	$573,271,545	$57,327	10,000	$1	$(52,118)	$(5,560)	$(350)

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,450)	$(850)
Changes in current assets and liabilities:
Accrued expenses	-	(3,400)
Net cash used in operating activities	(7,450)	(4,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$7,450	$4,250
Net cash used in financing activities	7,450	4,250

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

On September 15, 2021, Perfect Solutions, Inc. completed a holding company merger with ALL-Q-Tell Corporation. All the former shareholders of ALL-Q-Tell Corporation became the shareholders of Perfect Solutions Group, Inc. with each shareholder holding an equivalent economic interest as they held in All-Q-Tell Corporation. CRS Consulting, LLC, a Wyoming LLC owned and controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody, became the Company’s controlling shareholder, owning 10,000 shares of Series Z Preferred Stock. At the time, Series Z Preferred Stock had no conversion rights to any other class, and every vote of Series Z Preferred Stock had voting rights equal to 1,000,000 votes of Common Stock.

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of October 31, 2022, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of October 31, 2022 and July 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2022.

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

The Company does not have any potentially dilutive instruments as of October 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2022.

The Company’s stock-based compensation for the periods ended October 31, 2022 and October 31, 2021 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of October 31, 2022, the Company has incurred a net loss of approximately $25,260 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $5,305 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 29, 2021, and our fiscal year end of July 31, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 100,000,000 shares with a par value of $0.0001. There were 10,000 shares of preferred stock issued and outstanding as of October 31, 2022 and July 31, 2022.

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

Common Stock

The authorized common stock of the Company consists of 1,400,000,000 shares with a par value of $0.0001. There were 573,271,545 shares of common stock issued and outstanding as of October 31, 2022 and July 31, 2022.

On September 15, 2021, Perfect Solutions, Inc. completed a holding company merger with ALL-Q-Tell Corporation. All the former shareholders of ALL-Q-Tell Corporation became the shareholders of Perfect Solutions Group, Inc. with each shareholder holding an equivalent economic interest as they held in All-Q-Tell Corporation.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company totaling $7,450 during the period ended October 31, 2022.

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

The $25,260 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

On November 23, 2022, the Company filed an Amended and Restated Certificate of Incorporation with the Nevada Secretary of State, effective immediately.

The Amended and Restated Certificated of Incorporation resulted in an increase to the authorized shares of our Common Stock from one billion four hundred million (1,400,000,000) to Twenty Billion (20,000,000,000). It also revised the rights of Series Z Preferred Stock, now allowing each one (1) share of Series Z Preferred Stock to be converted into one million (1,000,000) shares of Common Stock.

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

On November 23, 2022, the Company filed an Amended and Restated Certificate of Incorporation with the Nevada Secretary of State, effective immediately. The Amended and Restated Certificated of Incorporation resulted in an increase to the authorized shares of our Common Stock from one billion four hundred million (1,400,000,000) to Twenty Billion (20,000,000,000). It also revised the rights of Series Z Preferred Stock, now allowing each one (1) share of Series Z Preferred Stock to be converted into one million (1,000,000) shares of Common Stock.

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

Liquidity and Capital Resources

Our cash balance is $0 as of October 31, 2022. We previously utilized funds from our former Chief Executive Officer, Paul Moody, and we are currently utilizing funds from our current Chief Executive Officer, Koichi Ishizuka, and we may continue to use funds from our current Chief Executive Officer in the future.

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

Net Income/Loss

We recorded a net loss of $7,450 and $850 for the three months ended October 31, 2022 and October 31, 2021, respectively.

Cash flow

For the three months ended October 31, 2022 and October 31, 2021, we had negative cash flows from operating activities in the amount of $7,450 and $850, respectively.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, who is also our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2022, we carried out an evaluation, under the supervision of Koichi Ishizuka, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Ishizuka concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended October 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Articles of Incorporation (1)

3.1 (ii)	Restated Articles of Incorporation (2)

3.1 (iii)	Restated Articles of Incorporation (3)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on August 26, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 10-12G/A, as filed with the SEC on January 19, 2022, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on November 29, 2022, and incorporated herein by this reference.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Perfect Solutions Group, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: December 6, 2022