Form 10-Q
period 2023-01-31
Perfect Solutions Group, Inc.
filed 2023-03-17
CIK 1880249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2023

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

As of March 17, 2023, there were 10,573,271,545 shares of Common Stock and 0 shares of Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Perfect Solutions Group, Inc.

Balance Sheet

	January 31, 2023 (Unaudited)	July 31, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 100,000,000 shares authorized; 0 and 10,000 issued and outstanding as of January 31, 2023 and July 31, 2022)	-	1
Common stock ($0.0001 par value, 20,000,000,000 shares authorized, 10,573,271,545 and 573,271,545 issued and outstanding as of January 31, 2023 and July 31, 2022, respectively)	157,327	57,327
Additional paid-in capital	(126,267)	(39,518)
Accumulated deficit	(31,060)	(17,810)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-	-

The accompanying notes are an integral part of these financial statements.

Perfect Solutions Group, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022	Six Months Ended January 31, 2023	Six Months Ended January 31, 2022

Operating expenses

General and administrative expenses	$5,800	$1,900	$13,250	$2,750
Total operating expenses	5,800	1,900	13,250	2,750

Net loss	$(5,800)	$(1,900)	$(13,250)	$(2,750)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	6,660,228,067	573,271,545	3,616,749,806	433,244,955

 The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2022 to January 31, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2022	573,271,545	$57,327	10,000	$1	$(39,518)	$(17,810)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-			7,450	-	7,450
Net loss	-	-	-	-	-	(7,450)	(7,450)
Balances, October 31, 2022	573,271,545	$57,327	10,000	$1	$(32,068)	$(25,260)	$-
Shares conversion	10,000,000,000	100,000	(10,000)	(1)	(99,999)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,800	-	5,800
Net loss	-	-				(5,800)	(5,800)
Balances, January 31, 2023	$573,271,545	$57,327	-	$-	$(126,267)	$(31,060)	$-

Perfect Solutions Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2021 to January 31, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2021	-	$-	-	$-	$960	$(4,710)	$(3,750)
Common shares issued in reorganization	573,271,545	57,327	-	-	(57,327)	-	-
Preferred shares issued in reorganization	-	-	10,000	1	(1)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-			4,250	-	4,250
Net loss	-	-	-	-	-	(850)	(850)
Balances, October 31, 2021	573,271,545	$57,327	10,000	$1	$(52,118)	$(5,560)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,900	-	1,900
Net loss	-	-				(1,900)	(1,900)
Balances, January 31, 2022	$573,271,545	$57,327	10,000	$1	$(50,218)	$(7,460)	$(350)

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months January 31, 2023	Six Months January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,250)	$(2,750)
Changes in current assets and liabilities:
Accrued expenses	-	(3,400)
Net cash used in operating activities	(13,250)	(6,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$13,250	$6,150
Net cash used in financing activities	13,250	6,150

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of January 31, 2023, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of January 31, 2023 and July 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2023.

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

The Company does not have any potentially dilutive instruments as of January 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2023.

The Company’s stock-based compensation for the periods ended January 31, 2023 and January 31, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2023, the Company has incurred a net loss of approximately $31,060 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $6,523 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 29, 2021, and our fiscal year end of July 31, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 100,000,000 shares with a par value of $0.0001. There were 0 and 10,000 shares of preferred stock issued and outstanding as of January 31, 2023 and July 31, 2022, respectively.

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

On December 7, 2022, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer & Director, Koichi Ishizuka, elected to convert its 10,000 shares of Series Z Preferred Stock of Perfect Solutions Group, Inc. into shares of Common Stock. This conversion was approved by the Company, and the conversion became effective on December 7, 2022. Every 1 share of Series Z Preferred Stock was converted into 1,000,000 shares of Common Stock, for a total of 10,000,000,000 shares of Common Stock.

Common Stock

The authorized common stock of the Company consists of 20,000,000,000 shares with a par value of $0.0001. There were 10,573,271,545 and 573,271,545 shares of common stock issued and outstanding as of January 31, 2023 and July 31, 2022, respectively.

On September 15, 2021, Perfect Solutions, Inc. completed a holding company merger with ALL-Q-Tell Corporation. All the former shareholders of  ALL-Q-Tell Corporation became the shareholders of Perfect Solutions Group, Inc. with each shareholder holding an equivalent economic interest as they held in All-Q-Tell Corporation.

On December 7, 2022, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer & Director, Koichi Ishizuka, elected to convert its 10,000 shares of Series Z Preferred Stock of Perfect Solutions Group, Inc. into shares of Common Stock. This conversion was approved by the Company, and the conversion became effective on December 7, 2022. Every 1 share of Series Z Preferred Stock was converted into 1,000,000 shares of Common Stock, for a total of 10,000,000,000 shares of Common Stock.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company totaling $13,250 during the period ended January 31, 2023.

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

The $31,060 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended January 31, 2023 and has found that there was nothing material to disclose.

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

Our Common Stock is currently quoted on the OTC Markets Group Inc.’s Pink® Open Market under the symbol “PSGI”.

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

On December 7, 2022, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer & Director, Koichi Ishizuka, elected to convert its 10,000 shares of Series Z Preferred Stock of Perfect Solutions Group, Inc. into shares of Common Stock. This conversion was approved by the Company, and the conversion became effective on December 7, 2022. Every 1 share of Series Z Preferred Stock was converted into 1,000,000 shares of Common Stock, for a total of 10,000,000,000 shares of Common Stock.

Currently, White Knight Co., Ltd., a Japan Company owned and controlled by Koichi Ishizuka, is our controlling shareholder, owning 10,000,000,000 shares of Common Stock.

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

Liquidity and Capital Resources

Our cash balance is $0 as of January 31, 2023. We previously utilized funds from our former Chief Executive Officer, Paul Moody, and we are currently utilizing funds from our current Chief Executive Officer, Koichi Ishizuka, and we may continue to use funds from our current Chief Executive Officer in the future.

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

Net Income/Loss

We recorded a net loss of $5,800 and $1,900 for the three months ended January 31, 2023 and 2022, respectively.

We recorded a net loss of $13,250 and $2,750 for the six months ended January 31, 2023 and 2022, respectively.

Cash flow

For the three months ended January 31, 2023 and 2022, we had negative cash flows from operating activities in the amount of $13,250 and $2,750, respectively.

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

As of January 31, 2023, we carried out an evaluation, under the supervision of Koichi Ishizuka, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Ishizuka concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: March 17, 2023