Form 10-Q
period 2023-04-30
Perfect Solutions Group, Inc.
filed 2023-06-07
CIK 1880249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2023

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

As of June 7, 2023, there were 10,573,271,545 shares of Common Stock and 0 shares of Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Perfect Solutions Group, Inc.

Balance Sheet

	April 30, 2023 (Unaudited)	July 31, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 100,000,000 shares authorized; 0 and 10,000 issued and outstanding as of April 30, 2023 and July 31, 2022)	-	1
Common stock ($0.0001 par value, 20,000,000,000 shares authorized, 10,573,271,545 and 573,271,545 issued and outstanding as of April 30, 2023 and July 31, 2022, respectively)	157,327	57,327
Additional paid-in capital	(119,068)	(39,518)
Accumulated deficit	(38,259)	(17,810)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-	-

The accompanying notes are an integral part of these financial statements.

Perfect Solutions Group, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022	Nine Months Ended April 30, 2023	Nine Months Ended April 30, 2022

Operating expenses

General and administrative expenses	$7,199	$5,850	$20,449	$8,600
Total operating expenses	7,199	5,850	20,449	8,600

Net loss	$(7,199)	$(5,850)	$(20,449)	$(8,600)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	10,573,271,545	478,894,649	5,884,626,856	478,894,649

 The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2022 to April 30, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2022	573,271,545	$57,327	10,000	$1	$(39,518)	$(17,810)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-			7,450	-	7,450
Net loss	-	-	-	-	-	(7,450)	(7,450)
Balances, October 31, 2022	573,271,545	$57,327	10,000	$1	$(32,068)	$(25,260)	$-
Shares conversion	10,000,000,000	100,000	(10,000)	(1)	(99,999)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,800	-	5,800
Net loss	-	-	-	-	-	(5,800)	(5,800)
Balances, January 31, 2023	10,573,271,545	$157,327	-	$-	$(126,267)	$(31,060)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	7,199	-	7,199
Net loss	-	-				(7,199)	(7,199)
Balances, April 30, 2023	10,573,271,545	$157,327	-	$-	$(119,068)	$(38,259)	$-

Perfect Solutions Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2021 to April 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2021	-	$-	-	$-	$960	$(4,710)	$(3,750)
Common shares issued in reorganization	573,271,545	57,327	-	-	(57,327)	-	-
Preferred shares issued in reorganization	-	-	10,000	1	(1)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-			4,250	-	4,250
Net loss	-	-	-	-	-	(850)	(850)
Balances, October 31, 2021	573,271,545	$57,327	10,000	$1	$(52,118)	$(5,560)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,900	-	1,900
Net loss	-	-	-	-	-	(1,900)	(1,900)
Balances, January 31, 2022	573,271,545	$57,327	10,000	$1	$(50,218)	$(7,460)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,000	-	5,000
Net loss	-	-				(5,850)	(5,850)
Balances, April 30, 2022	573,271,545	$57,327	10,000	$1	$(45,218)	$(13,310)	$(1,200)

The accompanying notes are an integral part of these unaudited financial statements.

Perfect Solutions Group, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months April 30, 2023	Nine Months April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,449)	$(8,600)
Changes in current assets and liabilities:
Accrued expenses	-	(2,550)
Net cash used in operating activities	(20,449)	(11,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$20,449	$11,150
Net cash used in financing activities	20,449	11,150

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of April 30, 2023, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of April 30, 2023 and July 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2023.

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

The Company does not have any potentially dilutive instruments as of April 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2023.

The Company’s stock-based compensation for the periods ended April 30, 2023 and January 31, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2023, the Company has incurred a net loss of approximately $38,259 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $8,034 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 29, 2021, and our fiscal year end of July 31, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 100,000,000 shares with a par value of $0.0001. There were 0 and 10,000 shares of preferred stock issued and outstanding as of April 30, 2023 and July 31, 2022, respectively.

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

Common Stock

The authorized common stock of the Company consists of 20,000,000,000 shares with a par value of $0.0001. There were 10,573,271,545 and 573,271,545 shares of common stock issued and outstanding as of April 30, 2023 and July 31, 2022, respectively.

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

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company totaling $20,449 during the period ended April 30, 2023.

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

The $38,259 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended April 30, 2023 and has found that there was nothing material to disclose.

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

Liquidity and Capital Resources

Our cash balance is $0 as of April 30, 2023. We previously utilized funds from our former Chief Executive Officer, Paul Moody, and we are currently utilizing funds from our current Chief Executive Officer, Koichi Ishizuka, and we may continue to use funds from our current Chief Executive Officer in the future.

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

Net Income/Loss

We recorded a net loss of $7,199 and $5,850 for the three months ended April 30, 2023 and 2022, respectively.

We recorded a net loss of $20,449 and $8,600 for the nine months ended April 30, 2023 and 2022, respectively.

Cash flow

For the nine months ended April 30, 2023 and 2022, we had negative cash flows from operating activities in the amount of $20,449 and $8,600, respectively.

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

As of April 30, 2023, we carried out an evaluation, under the supervision of Koichi Ishizuka, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Ishizuka concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: June 7, 2023