Form 10-K
period 2023-07-31
Perfect Solutions Group, Inc.
filed 2023-10-10
CIK 1880249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED July 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56335

Perfect Solutions Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F Aristo Toranomon 1-17-16 Nishi Shinbashi Minato-Ku, Tokyo, Japan	105-0003
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PSGI	None; Shares are quoted on the OTC Markets Group Inc’s Pink® Open Market.

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

[X] Yes [  ] No

As of January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $993,359 based based on the closing price per share (or $0.0925), of the registrant’s common stock as reported by OTC Markets Group, Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

10,573,271,545 shares of common stock, $0.0001 par value, issued and outstanding as of October 10, 2023

0 shares of preferred stock, $0.0001 par value, issued and outstanding as of October 10, 2023.

Perfect Solutions Group, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended July 31, 2023 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

On March 18, 2022, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC (“CRS”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on March 21, 2022, (“Closing Date”), CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing, at the time, approximately 94.58% voting control of the Company; 10,000 shares of Series Z Preferred Stock were transferred to WKC. WKC paid consideration of $60 for every share of Preferred Series Z Stock acquired (the “Purchase Price”). The consummation of the transaction contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

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

On November 23, 2022, our majority shareholder at the time, White Knight Co., Ltd., and Koichi Ishizuka, our sole officer and Director, executed a resolution to ratify, affirm, and approve to file an Amended and Restated Certificate of Incorporation.

The Amended and Restated Certificate of Incorporation was filed with the Nevada Secretary of State on November 23, 2022, effective immediately.

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

On December 7, 2022, our majority shareholder at the time, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer & Director, Koichi Ishizuka, elected to convert its 10,000 shares of Series Z Preferred Stock of Perfect Solutions Group, Inc. into shares of Common Stock. This conversion has been approved by the Company, and the conversion became effective on December 7, 2022. Every 1 share of Series Z Preferred Stock was converted into 1,000,000 shares of Common Stock, for a total of 10,000,000,000 shares of Common Stock.

Following the above conversion, and as of December 7, 2022, there were 10,573,271,545 shares of Common Stock and 0 shares of Series Z Preferred Stock issued and outstanding.

On or about July 30, 2023, White Knight Co., Ltd., a Japanese Company, entered into an agreement with WeCapital Co., Ltd., a Japanese Company, whereas WeCapital Co., Ltd., agreed to purchase, from White Knight Co., Ltd., 8,456,000,000 shares of the Common Stock of the Issuer in exchange for approximately $3,703,704.

White Knight Co., Ltd. is owned and controlled by Koichi Ishizuka, our sole officer and director. Neither Koichi Ishizuka, nor White Knight Co., Ltd., have an equity interest, directly or indirectly, in WeCapital Co., Ltd.

The majority, although not sole, shareholder of WeCapital Co., Ltd. is TSM SOGO Firm Co., Ltd., a Japanese Company. TSM SOGO Firm Co., Ltd. is controlled by Mr. Yusuke Matsuda.

On our about September 8, 2023, the aforementioned transaction was recorded by the Company’s transfer agent. This transaction resulted in a change in control of the Issuer. WeCapital Co., Ltd. is now our largest controlling shareholder, holding approximately 79.98% of the voting control of the Company.

Following the above transaction, White Knight Co., Ltd., retains 1,544,000,000 shares of the Company’s Common Stock.

Currently, Koichi Ishizuka remains our sole officer and director.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer or any party, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Except as described herein, there were no arrangements or understandings among former and new control parties with respect to the election of directors or other matters. As required to be disclosed by Item 403(c), there are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

As a result, WeCapital Co. Ltd. is now our largest controlling shareholder, holding approximately 79.98% of our Common Stock. The majority, although not sole, shareholder of WeCapital Co., Ltd. is TSM SOGO Firm Co., Ltd., a Japanese Company. TSM SOGO Firm Co., Ltd. is controlled by Mr. Yusuke Matsuda.

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

The Company current business plan is to serve as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The company may merge with or acquire another company in which the promoters, management, or promoters’ or managements’ affiliates or associates, directly or indirectly, have an ownership interest.

A business combination would help us grow and cease to be a shell company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Koichi Ishizuka, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

Quarter Ended	High Bid	Low Bid
July 31, 2023	$0.0599	$0.0087
April 30, 2023	$0.0925	$0.0084
January 31, 2023	$0.10	$0.0022
October 31, 2022	$0.128	$0.0175
July 31, 2022	$0.128	$0.014
April 30, 2022	$0.25	$0.02
January 31, 2022	$0.02	$0.0001

Holders

As of the date of this Annual Report, we have 10,573,271,545 shares of Common Stock, $0.0001 par value, issued and outstanding and 0 shares of Preferred Stock, $0.0001 par value, issued and outstanding.

As of the date of this Annual Report, we have approximately 117 shareholders of record of our Common Stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

Voting

Each share of common stock has voting rights of one vote per share.

Every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock and each share of Series Z Preferred Stock may be converted into one million (1,000,000) shares of Common Stock at the sole discretion of the holder of Series Z Preferred Stock.

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

Net Loss

Our net loss for the year ended July 31, 2023 was $34,699. For the year ended July 31, 2022 our net loss was $13,100.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2023 and July 31, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2023 and July 31, 2022.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perfect Solutions Group, Inc. (the "Company") as of July 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

October 10, 2023

- F2 -

Perfect Solutions Group, Inc.

Balance Sheet

	July 31, 2023	July 31, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 100,000,000 shares authorized; 0 and 10,000 issued and outstanding as of July 31, 2023 and July 31, 2022)	-	1
Common stock ($0.0001 par value, 20,000,000,000 shares authorized, 10,573,271,545 and 573,271,545 issued and outstanding as of July 31, 2023 and July 31, 2022, respectively)	1,057,327	57,327
Additional paid-in capital	(1,004,818)	(39,518)
Accumulated deficit	(52,509)	(17,810)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Perfect Solutions Group Inc.

Statements of Operations

	Year Ended July 31, 2023	Year Ended July 31, 2022

Operating expenses

General and administrative expenses	$34,699	$13,100
Total operating expenses	34,699	13,100

Net loss	$(34,699)	$(13,100)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	7,066,422,230	502,682,798

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Perfect Solutions Group, Inc.

Statement of Changes in Stockholders' Deficit

For the Period from June 29, 2021 (Inception) to July 31, 2023

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2021	-	$-	-	$-	$960	$(4,710)	$(3,750)
Common shares issued in reorganization	573,271,545	57,327	-	-	(57,327)	-	-
Preferred shares issued in reorganization	-	-	10,000	1	(1)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-			16,850	-	16,850
Net loss	-	-	-	-	-	(13,100)	(13,100)
Balances, July 31, 2022	573,271,545	$57,327	10,000	$1	$(39,518)	$(17,810)	$-
Shares conversion	10,000,000,000	1,000,000	(10,000)	(1)	(999,999)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	34,699	-	34,699
Net loss	-	-				(34,699)	(34,699)
Balances, July 31, 2023	10,573,271,545	$1,057,327	-	$-	$(1,004,818)	$(52,509)	$-

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Perfect Solutions Group, Inc.

Statements of Cash Flows

	Year Ended July 31, 2023	Year Ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,699)	$(13,100)
Changes in current assets and liabilities:
Accrued expenses	-	(3,750)
Net cash used in operating activities	(34,699)	(16,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$34,699	$16,850
Net cash used in financing activities	34,699	16,850

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On November 23, 2022, our majority shareholder at the time, White Knight Co., Ltd., and Koichi Ishizuka, our sole officer and Director, executed a resolution to ratify, affirm, and approve to file an Amended and Restated Certificate of Incorporation.

The Amended and Restated Certificate of Incorporation was filed with the Nevada Secretary of State on November 23, 2022, effective immediately.

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

On December 7, 2022, our majority shareholder at the time, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer & Director, Koichi Ishizuka, elected to convert its 10,000 shares of Series Z Preferred Stock of Perfect Solutions Group, Inc. into shares of Common Stock. This conversion has been approved by the Company, and the conversion became effective on December 7, 2022. Every 1 share of Series Z Preferred Stock was converted into 1,000,000 shares of Common Stock, for a total of 10,000,000,000 shares of Common Stock.

Following the above conversion, and as of December 7, 2022, there were 10,573,271,545 shares of Common Stock and 0 shares of Series Z Preferred Stock issued and outstanding.

On or about July 30, 2023, White Knight Co., Ltd., a Japanese Company, entered into an agreement with WeCapital Co., Ltd., a Japanese Company, whereas WeCapital Co., Ltd., agreed to purchase, from White Knight Co., Ltd., 8,456,000,000 shares of the Common Stock of the Issuer in exchange for approximately $3,703,704.

White Knight Co., Ltd. is owned and controlled by Koichi Ishizuka, our sole officer and director. Neither Koichi Ishizuka, nor White Knight Co., Ltd., have an equity interest, directly or indirectly, in WeCapital Co., Ltd.

The majority, although not sole, shareholder of WeCapital Co., Ltd. is TSM SOGO Firm Co., Ltd., a Japanese Company. TSM SOGO Firm Co., Ltd. is controlled by Mr. Yusuke Matsuda.

On our about September 8, 2023, the aforementioned transaction was recorded by the Company’s transfer agent. This transaction resulted in a change in control of the Issuer. WeCapital Co., Ltd. is now our largest controlling shareholder, holding approximately 79.98% of the voting control of the Company.

Following the above transaction, White Knight Co., Ltd., retains 1,544,000,000 shares of the Company’s Common Stock.

Currently, Koichi Ishizuka remains our sole officer and director.

WeCapital Co. Ltd. is now our largest controlling shareholder, holding approximately 79.98% of our Common Stock. The majority, although not sole, shareholder of WeCapital Co., Ltd. is TSM SOGO Firm Co., Ltd., a Japanese Company. TSM SOGO Firm Co., Ltd. is controlled by Mr. Yusuke Matsuda.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of July 31, 2023 and July 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2023.

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

The Company does not have any potentially dilutive instruments as of July 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of July 31, 2023.

The Company’s stock-based compensation for the periods ended July 31, 2023 and July 31, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2023, the Company has incurred a net loss of approximately $52,509 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $11,027 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 29, 2021, and our fiscal year end of July 31, 2023, we have completed three taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $52,509 which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	July 31,

	2023	2022
Deferred tax asset, generated from net operating loss	$11,027	$3,740
Valuation allowance	(11,027)	(3,740)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 100,000,000 shares with a par value of $0.0001. There were 0 and 10,000 shares of preferred stock issued and outstanding as of July 31, 2023 and July 31, 2022, respectively.

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

On December 7, 2022, our majority shareholder at the time, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer & Director, Koichi Ishizuka, elected to convert its 10,000 shares of Series Z Preferred Stock of Perfect Solutions Group, Inc. into shares of Common Stock. This conversion was approved by the Company, and the conversion became effective on December 7, 2022. Every 1 share of Series Z Preferred Stock was converted into 1,000,000 shares of Common Stock, for a total of 10,000,000,000 shares of Common Stock.

Common Stock

The authorized common stock of the Company consists of 20,000,000,000 shares with a par value of $0.0001. There were 10,573,271,545 and 573,271,545 shares of common stock issued and outstanding as of July 31, 2023 and July 31, 2022, respectively.

On September 15, 2021, Perfect Solutions, Inc. completed a holding company merger with ALL-Q-Tell Corporation. All the former shareholders of ALL-Q-Tell Corporation became the shareholders of Perfect Solutions Group, Inc. with each shareholder holding an equivalent economic interest as they held in All-Q-Tell Corporation.

On December 7, 2022, our majority shareholder at the time, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer & Director, Koichi Ishizuka, elected to convert its 10,000 shares of Series Z Preferred Stock of Perfect Solutions Group, Inc. into shares of Common Stock. This conversion was approved by the Company, and the conversion became effective on December 7, 2022. Every 1 share of Series Z Preferred Stock was converted into 1,000,000 shares of Common Stock, for a total of 10,000,000,000 shares of Common Stock.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company totaling $34,699 during the period ended July 31, 2023.

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

The $52,509 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

On or about July 30, 2023, White Knight Co., Ltd., a Japanese Company, entered into an agreement with WeCapital Co., Ltd., a Japanese Company, whereas WeCapital Co., Ltd., agreed to purchase, from White Knight Co., Ltd., 8,456,000,000 shares of the Common Stock of the Issuer in exchange for approximately $3,703,704.

White Knight Co., Ltd. is owned and controlled by Koichi Ishizuka, our sole officer and director. Neither Koichi Ishizuka, nor White Knight Co., Ltd., have an equity interest, directly or indirectly, in WeCapital Co., Ltd.

The majority, although not sole, shareholder of WeCapital Co., Ltd. is TSM SOGO Firm Co., Ltd., a Japanese Company. TSM SOGO Firm Co., Ltd. is controlled by Mr. Yusuke Matsuda.

On our about September 8, 2023, the aforementioned transaction was recorded by the Company’s transfer agent. This transaction resulted in a change in control of the Issuer. WeCapital Co., Ltd. is now our largest controlling shareholder, holding approximately 79.98% of the voting control of the Company.

Following the above transaction, White Knight Co., Ltd., retains 1,544,000,000 shares of the Company’s Common Stock.

Currently, Koichi Ishizuka remains our sole officer and director.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer or any party, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

As of July 31, 2023, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Ishizuka, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Ishizuka concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of July 31, 2023 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of July 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Koichi Ishizuka	52	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

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

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Mr. Koichi Ishizuka attended the University of Aoyama Gakuin where he received his MBA in 2004. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc. and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017, Photozou Koukoku Co., Ltd. since 2017, Zentrum Holdings, Inc. (formerly known as Off Line International, Inc.) since 2019 and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020 he was appointed as Chief Financial Officer and Director, and on December 28, 2021 he was appointed Chief Executive Officer, of Next Meats Holdings, Inc.; he holds these positions to this date. Koichi Ishizuka also has an equity interest in Next Meats Holdings, Inc. Koichi Ishizuka is also Chief Financial Officer of Next Meats Co., Ltd., a Japanese alternative meat company. Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese Company. On May 7, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director of Dr. Foods, Inc. (formerly known as Catapult Solutions, Inc.). On March 21, 2022, Mr. Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Perfect Solutions Group, Inc.

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

Nomination of Directors

As of July 31, 2023, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or future stockholders, and make recommendations for election or appointment.

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

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended July 31, 2023.

Family Relationships

There are no family relationships among our directors or executive officers. We have only one officer and director at this time.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended July 31, 2022 and or July 31, 2023; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2022 and or July 31, 2023; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended July 31, 2022 and or July 31, 2023.

Name and principal position	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Moody, Former President, CEO, CFO, and Director	2022	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0
Koichi Ishizuka, President, CEO, CFO, and Director	2022	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended July 31, 2023.

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

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended July 31, 2023, whether in their capacity as a named executive officer or as a director.

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

As of of the date of this Annual Report, 10,573,271,545 shares of Common Stock and 0 shares of Preferred Series Stock are issued and outstanding. Every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock and each share of Series Z Preferred Stock may be converted into one million (1,000,000) shares of Common Stock at the sole discretion of the holder of Series Z Preferred Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Shares)	Percentage of Class (Common)	Amount and Nature of Beneficial Ownership (Preferred Shares)	Percentage of Class (Preferred)	Total Voting Percentage

Officers and Directors
Koichi Ishizuka (1) 3F K’s Minamiaoyama 6-6-20 Minamiaoyama, Minato-ku, Tokyo, Japan	1,544,000,000	14.603%	0	0%	14.603%
5% or Greater Shareholders
White Knight Co., Ltd. (2) 3F K’s Minamiaoyama 6-6-20 Minamiaoyama, Minato-ku, Tokyo, Japan	1,544,000,000	14.603%	0	0%	14.603%
WeCapital Co., Ltd. (3) 3F, Aristo Toranomon 1-17-16, Nishi Shinbashi Minato-Ku Tokyo 105-003 Japan	8,456,000,000	79.975%	0	0%	79.975%
Total Voting Percentage (5% or greater shareholders and Officers/ Directors as a group)					94.578%
_________________________________________

1 Koichi Ishizuka serves as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company. The row for Koichi Ishizuka includes his indirect ownership in the Company via White Knight Co., Ltd., holding 1,544,000,000 shares of Common Stock.

2 White Knight Co., Ltd., is a Japan Corporation owned and controlled by Koichi Ishizuka, our sole officer and director.

3 The majority, although not sole, shareholder of WeCapital Co., Ltd. is TSM SOGO Firm Co., Ltd., a Japanese Company. TSM SOGO Firm Co., Ltd. is controlled by Mr. Yusuke Matsuda.

Changes in Control

We do not know of any arrangements that may, at a subsequent date, result in a change in control.

Item 13. Certain Relationships and Related Transactions.

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company totaling $34,699 during the period ended July 31, 2023.

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

The $52,509 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the year ended July 31, 2023, and July 31, 2022 respectively.

		2023	2022
Audit and review fees	BF Borgers CPA PC	$18,150	$9,350
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$18,150	$9,350

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1 (i)	Articles of Incorporation (1)

3.1 (ii)	Restated Articles of Incorporation (2)

3.1 (iii)	Restated Articles of Incorporation (3)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2023. (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2023. (4)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). (4)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (4)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (4)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (4)

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. (4)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (4)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (4)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on August 26, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 10-12G/A, as filed with the SEC on January 19, 2022, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on November 29, 2022, and incorporated herein by this reference.
(4)	Filed herewith.

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

Dated: October 10, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka

Chief Executive Officer, and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Dated: October 10, 2023