Form 10-Q
period 2023-10-31
WeCapital Holdings, Inc.
filed 2023-12-18
CIK 1880249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56335

WeCapital Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F Aristo Toranomon 1-17-16 Nishi Shinbashi Minato-Ku, Tokyo, Japan	105-0003
(Address of Principal Executive Offices)	(Zip Code)

81-90-6002-4978
(registrant’s telephone number, including area code)

PERFECT SOLUTIONS GROUP, INC.
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

As of December 18, 2023, there were 10,573,271,545 shares of Common Stock and 0 shares of Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WeCapital Holdings, Inc.

Balance Sheet

	October 31, 2023 (Unaudited)	July 31, 2023

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 100,000,000 shares authorized; 0 issued and outstanding as of October 31, 2023 and July 31, 2023)	-	-
Common stock ($0.0001 par value, 20,000,000,000 shares authorized, 10,573,271,545 issued and outstanding as of October 31, 2023 and July 31, 2023)	1,057,327	1,057,327
Additional paid-in capital	(962,468)	(1,004,818)
Accumulated deficit	(94,859)	(52,509)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-	-

The accompanying notes are an integral part of these financial statements.

WeCapital Holdings, Inc.

Statement of Operations

(Unaudited)

	Three Months October 31, 2023	Three Months October 31, 2022

Operating expenses

General and administrative expenses	$42,350	$7,450
Total operating expenses	42,350	7,450

Net loss	$(42,350)	$(7,450)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	10,573,271,545	573,271,545

 The accompanying notes are an integral part of these unaudited financial statements.

WeCapital Holdings, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2023 to October 31, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2023	10,573,271,545	$1,057,327	-	$-	$(1,004,818)	$(52,509)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	42,350	-	42,350
Net loss	-	-	-	-	-	(42,350)	(42,350)
Balances, October 31, 2023	$10,573,271,545	$1,057,327	-	$-	$(962,468)	$(94,859)	$-

WeCapital Holdings, Inc.

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

WeCapital Holdings, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months October 31, 2023	Three Months October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,350)	$(7,450)
Changes in current assets and liabilities:

Net cash used in operating activities	(42,350)	(7,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$42,350	$7,450
Net cash used in financing activities	42,350	7,450

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WeCapital Holdings, Inc.

Notes to Unaudited Financial Statements

Note 1 - Organization and Description of Business

WeCapital Holdings, Inc., formerly known as Perfect Solutions Group, Inc., was incorporated on June 29, 2021 in the State of Nevada.

At this time, the company does not have any subsidiaries.

Currently, Koichi Ishizuka is our sole officer and director.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of the date of this report, the Company has not yet commenced any such operations.

The Company has elected July 31st as its year end.

We use home office space of our sole officer and director at no cost.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. Notes to the financial statements, which would substantially duplicate the disclosures contained in the unaudited financial statements for the most recent fiscal period, as reported in the July 31, 2023 Annual Report, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of October 31, 2023 and October 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2023.

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

The Company does not have any potentially dilutive instruments as of October 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2023.

The Company’s stock-based compensation for the periods ended October 31, 2023 and October 31, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of October 31, 2023, the Company has incurred a net loss of approximately $94,859 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $19,920 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 29, 2021, and our fiscal year end of July 31, 2023, we have completed three taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $94,859 which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 100,000,000 shares with a par value of $0.0001. There were no shares of preferred stock issued and outstanding as of October 31, 2023 and July 31, 2023, respectively.

Common Stock

The authorized common stock of the Company consists of 20,000,000,000 shares with a par value of $0.0001. There were 10,573,271,545 shares of common stock issued and outstanding as of October 31, 2023 and July 31, 2023.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company totaling $34,000 during the period ended October 31, 2023.

The Company’s majority shareholder, WeCapital Co., Ltd., paid expenses on behalf of the company totaling $8,350 during the period ended October 31, 2023.

The $42,350 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

On November 1, 2023, stockholders holding approximately 79.98% of the voting power approved the following proposals:

Proposal 1: Change the name of the Company from Perfect Solutions Group, Inc. to WeCapital Holdings, Inc., and file any amendment necessary with the Nevada Secretary of State to effect this action;

Proposal 2: Submit to the Financial Industry Regulatory Authority (FINRA) an Over-The-Counter (OTC) Corporate Action related to the name change specified in Proposal 1 to update our ticker symbol to more appropriately reflect our new name, WeCapital Holdings, Inc. These changes will necessitate obtaining a new CUSIP symbol.

On December 4, 2023, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name from Perfect Solutions Group, Inc. to WeCapital Holdings, Inc.

We have initiated a FINRA corporate action to facilitate our name change and a voluntary ticker symbol change. Following the processing of the FINRA corporate action through the FINRA daily list, we intend to submit a Form 8-K incorporating supplementary details.

As a result of the impending FINRA corporate action, the CUSIP number for our Common Stock will change.

The legal date of our name change will differ from the market release date when posted on FINRA’s daily list.

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

Company Overview

Corporate History

WeCapital Holdings, Inc. (we, us, our, or the "Company"), formerly known as Perfect Solutions Group, Inc., was incorporated by Jeffrey DeNunzio on June 29, 2021 in the State of Nevada. Jeffrey DeNunzio’s role was limited to that of an Incorporator.

On June 29, 2021, Jeffrey DeNunzio appointed Paul Moody as Chief Executive Officer, Chief Financial Officer, and Director of WeCapital Holdings, Inc.

On September 7, 2021, the Company filed restated articles of incorporation.

On September 8, 2021, the Company entered into a “Agreement and Plan of Merger”, whereas it agreed to, and subsequently participated in, a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250 (“Reorganization”). The constituent corporations in the Reorganization were ALL-Q-TELL Corporation (“ALLQ” or “Predecessor”), WeCapital Holdings, Inc., formerly known as Perfect Solutions Group, Inc. (“Successor”), and Perfect Solutions Merger Sub, Inc. (“Merger Sub”). Our director was the sole director/officer of each constituent corporation in the Reorganization.

WeCapital Holdings, Inc. issued 1,000 common shares of its common stock to Predecessor and Merger Sub issued 1,000 shares of its common stock to WeCapital Holdings, Inc. immediately prior to the Reorganization. As such, immediately prior to the merger, WeCapital Holdings, Inc. became a wholly owned direct subsidiary of ALL-Q-TELL Corporation and Merger Sub became a wholly owned and direct subsidiary of WeCapital Holdings, Inc.

Pursuant to the above, on September 8, 2021, ALL-Q-TELL Corporation filed Articles of Merger with the Nevada Secretary of State. The merger became effective on September 15, 2021 at 4:00 PM EST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of WeCapital Holdings, Inc.’s (“Successors”) common stock.

WeCapital Holdings, Inc., formerly known as Perfect Solutions Group, Inc., as successor issuer to ALL-Q-TELL Corporation, continued to trade in the OTC MarketPlace under the ticker symbol “ALLQ” until FINRA issued a new ticker symbol for WeCapital Holdings, Inc., formerly known as Perfect Solutions Group, Inc., into the marketplace, “PSGI”, on November 19, 2021. ALLQ’s CUSIP Number changed from 01664B100 to Perfect Solution Group’s CUSIP Number 71373M101 as obtained from Global Services on September 17, 2021 upon the effectiveness of the Corporate Action.

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

Given that the former business plan and objectives of ALL-Q-TELL Corporation (“ALLQ”) and the present day business plan and objectives of WeCapital Holdings, Inc., formerly known as Perfect Solutions Group, Inc. (“PSGI”) substantially differ from one another, we conducted the corporate separation with ALL-Q-TELL Corporation immediately after the effective time of the Reorganization in order to avoid any shareholder confusion. The former business plan of ALLQ (to operate sleep diagnostic machines and also provide diagnostic services to hospitals on a contractual basis) under the leadership of its former directors, does not, in any way, represent the current day blank check business plan of WeCapital Holdings, Inc. It is our belief that ALLQ was a shell company at the time of the Reorganization. The result of corporate separation ameliorated shareholder confusion about our identity and/or corporate objectives. Furthermore, we wanted to continue trading in the OTC MarketPlace.

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

FINRA completed its review of our corporate action. On September 17, 2021, WeCapital Holdings, Inc. was given a CUSIP number by CUSIP Global Services of 71373M101 and a ticker symbol PSGI. The announcement of our Predecessor’s corporate action was posted on the FINRA daily list on November 18, 2021. The Market Effective date was November 19, 2021.

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

On the Closing Date, March 21, 2022, Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date. On the Closing Date, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. The resignation of Mr. Moody was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. There is no arrangement or understanding among the newly appointed officers and directors or any other person pursuant to which they were appointed as a director and officer of the Company.

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

On December 7, 2022, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer & Director, Koichi Ishizuka, elected to convert its 10,000 shares of Series Z Preferred Stock of WeCapital Holdings, Inc. into shares of Common Stock. This conversion was approved by the Company, and the conversion became effective on December 7, 2022. Every 1 share of Series Z Preferred Stock was converted into 1,000,000 shares of Common Stock, for a total of 10,000,000,000 shares of Common Stock.

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

Following the above transaction, White Knight Co., Ltd., retains 1,544,000,000 shares of the Company’s Common Stock.

On November 1, 2023, stockholders holding approximately 79.98% of the voting power approved the following proposals:

Proposal 1: Change the name of the Company from Perfect Solutions Group, Inc. to WeCapital Holdings, Inc., and file any amendment necessary with the Nevada Secretary of State to effect this action;

Proposal 2: Submit to the Financial Industry Regulatory Authority (FINRA) an Over-The-Counter (OTC) Corporate Action related to the name change specified in Proposal 1 to update our ticker symbol to more appropriately reflect our new name, WeCapital Holdings, Inc. These changes will necessitate obtaining a new CUSIP symbol.

On December 4, 2023, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name from Perfect Solutions Group, Inc. to WeCapital Holdings, Inc.

We have initiated a FINRA corporate action to facilitate our name change and a voluntary ticker symbol change. Following the processing of the FINRA corporate action through the FINRA daily list, we intend to submit a Form 8-K incorporating supplementary details.

As a result of the impending FINRA corporate action, the CUSIP number for our Common Stock will change.

The legal date of our name change will differ from the market release date when posted on FINRA’s daily list.

Currently, Koichi Ishizuka remains our sole officer and director.

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

Liquidity and Capital Resources

Our cash balance is $0 as of October 31, 2023. We are currently utilizing funds from our Chief Executive Officer, Koichi Ishizuka, and we may continue to use funds from our current Chief Executive Officer in the future.

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

Net Income/Loss

We recorded a net loss of $42,350 and $7,450 for the three months ended October 31, 2023 and 2022, respectively.

Cash flow

For the three months ended October 31, 2023 and 2022, we had negative cash flows from operating activities in the amount of $42,350 and $7,450, respectively.

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

As of October 31, 2023, we carried out an evaluation, under the supervision of Koichi Ishizuka, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Ishizuka concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended October 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Articles of Incorporation (1)

3.1 (ii)	Restated Articles of Incorporation (2)

3.1 (iii)	Restated Articles of Incorporation (3)

3.1 (iv)	Certificate of Amendment (4)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on August 26, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 10-12G/A, as filed with the SEC on January 19, 2022, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on November 29, 2022, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on December 5, 2023, and incorporated herein by this reference.
(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WeCapital Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: December 18, 2023