Form 10-Q
period 2024-01-31
WeCapital Holdings, Inc.
filed 2024-03-18
CIK 1880249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2024

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

As of March 18, 2024, there were 10,573,271,545 shares of Common Stock and 0 shares of Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WeCapital Holdings, Inc.

Balance Sheet

	January 31, 2024 (Unaudited)	July 31, 2023

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 100,000,000 shares authorized; 0 issued and outstanding as of January 31, 2024 and July 31, 2023)	-	-
Common stock ($0.0001 par value, 20,000,000,000 shares authorized, 10,573,271,545 issued and outstanding as of January 31, 2024 and July 31, 2023)	1,057,327	1,057,327
Additional paid-in capital	(914,458)	(1,004,818)
Accumulated deficit	(142,869)	(52,509)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-	-

The accompanying notes are an integral part of these financial statements.

WeCapital Holdings, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023	Six Months Ended January 31, 2024	Six Months Ended January 31, 2023

Operating expenses

General and administrative expenses	$48,010	$5,800	$90,360	$13,250
Total operating expenses	48,010	5,800	90,360	13,250

Net loss	$(48,010)	$(5,800)	$(90,360)	$(13,250)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	10,573,271,545	6,660,228,067	10,573,271,545	3,616,749,806

 The accompanying notes are an integral part of these unaudited financial statements.

WeCapital Holdings, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2023 to January 31, 2024

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2023	10,573,271,545	$1,057,327	-	$-	$(1,004,818)	$(52,509)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	42,350	-	42,350
Net loss	-	-	-	-	-	(42,350)	(42,350)
Balances, October 31, 2023	10,573,271,545	$1,057,327	-	$-	$(962,468)	$(94,859)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	48,010	-	48,010
Net loss	-	-	-	-	-	(48,010)	(48,010)
Balances, January 31, 2024	10,573,271,545	$1,057,327	-	$-	$(914,458)	$(142,869)	$-

WeCapital Holdings, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2022 to January 31, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2022	573,271,545	$57,327	10,000	$1	$(39,518)	$(17,810)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	7,450	-	7,450
Net loss	-	-	-	-	-	(7,450)	(7,450)
Balances, October 31, 2022	573,271,545	$57,327	10,000	$1	$(32,068)	$(25,260)	$-
Shares conversion	10,000,000,000	1,000,000	(10,000)	(1)	(999,999)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,800	-	5,800
Net loss	-	-	-	-	-	(5,800)	(5,800)
Balances, January 31, 2023	10,573,271,545	$1,057,327	-	$-	$(1,026,267)	$(31,060)	$-

The accompanying notes are an integral part of these unaudited financial statements.

WeCapital Holdings, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months January 31, 2024	Six Months January 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,360)	$(13,250)
Changes in current assets and liabilities:

Net cash used in operating activities	(90,360)	(13,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$90,360	$13,250
Net cash provided by financing activities	90,360	13,250

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of January 31, 2024 and July 31, 2023 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2024.

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

The Company does not have any potentially dilutive instruments as of January 31, 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2024.

The Company’s stock-based compensation for the periods ended January 31, 2024 and January 31, 2023 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2024, the Company has incurred a net loss of approximately $142,869 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $30,002 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 29, 2021, and our fiscal year end of July 31, 2023, we have completed three taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $142,869 which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2024.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 100,000,000 shares with a par value of $0.0001. There were no shares of preferred stock issued and outstanding as of January 31, 2024 and July 31, 2023, respectively.

Common Stock

The authorized common stock of the Company consists of 20,000,000,000 shares with a par value of $0.0001. There were 10,573,271,545 shares of common stock issued and outstanding as of January 31, 2024 and July 31, 2023.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company totaling $34,000 during the period ended January 31, 2024.

The Company’s majority shareholder, WeCapital Co., Ltd., paid expenses on behalf of the company totaling $56,360 during the period ended January 31, 2024.

The $90,360 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Due to our name change on December 4, 2023 with the Nevada Secretary of State, we have initiated a FINRA corporate action to facilitate our name change and a voluntary ticker symbol change. Following the processing of the FINRA corporate action through the FINRA daily list, we intend to submit another Form 8-K, incorporating supplementary details. The FINRA corporate action remains pending.

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

We have initiated a FINRA corporate action to facilitate our name change and a voluntary ticker symbol change. Following the processing of the FINRA corporate action through the FINRA daily list, we intend to submit a Form 8-K incorporating supplementary details. The FINRA corporate action remains pending.

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

Liquidity and Capital Resources

Our cash balance is $0 as of January 31, 2024. We are currently utilizing funds from our Chief Executive Officer, Koichi Ishizuka, and we may continue to use funds from our current Chief Executive Officer in the future.

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

Net Income/Loss

We recorded a net loss of $90,360 and $13,250 for the six months ended January 31, 2024 and 2023, respectively.

Cash flow

For the six months ended January 31, 2024 and 2023, we had negative cash flows from operating activities in the amount of $90,360 and $13,250, respectively.

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

As of January 31, 2024, we carried out an evaluation, under the supervision of Koichi Ishizuka, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Ishizuka concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: March 18, 2024