Form 10-Q
period 2024-04-30
WeCapital Holdings, Inc.
filed 2024-06-13
CIK 1880249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2024

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

As of June 13, 2024, there were 10,573,271,545 shares of Common Stock and 0 shares of Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WeCapital Holdings, Inc.

Balance Sheet

	April 30, 2024 (Unaudited)	July 31, 2023

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 100,000,000 shares authorized; 0 issued and outstanding as of April 30, 2024 and July 31, 2023)	-	-
Common stock ($0.0001 par value, 20,000,000,000 shares authorized, 10,573,271,545 issued and outstanding as of April 30, 2024 and July 31, 2023)	1,057,327	1,057,327
Additional paid-in capital	(850,921)	(1,004,818)
Accumulated deficit	(206,406)	(52,509)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	-	-

The accompanying notes are an integral part of these financial statements.

WeCapital Holdings, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2024	Three Months Ended April 30, 2023	Nine Months Ended April 30, 2024	Nine Months Ended April 30, 2023

Operating expenses

General and administrative expenses	$63,537	$7,199	$153,897	$20,449
Total operating expenses	63,537	7,199	153,897	20,449

Net loss	$(63,537)	$(7,199)	$(153,897)	$(20,449)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	10,573,271,545	10,573,271,545	10,573,271,545	5,884,626,856

 The accompanying notes are an integral part of these unaudited financial statements.

WeCapital Holdings, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2023 to April 30, 2024

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2023	10,573,271,545	$1,057,327	-	$-	$(1,004,818)	$(52,509)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	42,350	-	42,350
Net loss	-	-	-	-	-	(42,350)	(42,350)
Balances, October 31, 2023	10,573,271,545	$1,057,327	-	$-	$(962,468)	$(94,859)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	48,010	-	48,010
Net loss	-	-	-	-	-	(48,010)	(48,010)
Balances, January 31, 2024	10,573,271,545	$1,057,327	-	$-	$(914,458)	$(142,869)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	63,537	-	63,537
Net loss	-	-	-	-	-	(63,537)	(63,537)
Balances, April 30, 2024	10,573,271,545	$1,057,327	-	$-	$(850,921)	$(206,406)	$-

WeCapital Holdings, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2022 to April 30, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, July 31, 2022	573,271,545	$57,327	10,000	$1	$(39,518)	$(17,810)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	7,450	-	7,450
Net loss	-	-	-	-	-	(7,450)	(7,450)
Balances, October 31, 2022	573,271,545	$57,327	10,000	$1	$(32,068)	$(25,260)	$-
Shares conversion	10,000,000,000	1,000,000	(10,000)	(1)	(999,999)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,800	-	5,800
Net loss	-	-	-	-	-	(5,800)	(5,800)
Balances, January 31, 2023	10,573,271,545	$1,057,327	-	$-	$(1,026,267)	$(31,060)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	7,199	-	7,199
Net loss	-	-	-	-	-	(7,199)	(7,199)
Balances, April 30, 2023	10,573,271,545	$1,057,327	-	$-	$(1,019,068)	$(38,259)	$-

The accompanying notes are an integral part of these unaudited financial statements.

WeCapital Holdings, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months April 30, 2024	Nine Months April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(153,897)	$(20,449)
Changes in current assets and liabilities:

Net cash used in operating activities	(153,897)	(20,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$153,897	$20,449
Net cash provided by financing activities	153,897	20,449

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WeCapital Holdings, Inc.

Notes to Unaudited Financial Statements

The results for the three and nine months ended April 30, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the financial position, results of operations, and cash flows at April 30, 2024 and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of April 30, 2024 and July 31, 2023 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2024.

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

The Company does not have any potentially dilutive instruments as of April 30, 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2024.

The Company’s stock-based compensation for the periods ended April 30, 2024 and April 30, 2023 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2024, the Company has incurred a net loss of approximately $206,406 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $43,305 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 29, 2021, and our fiscal year end of July 31, 2023, we have completed three taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $206,406 which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2024.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 100,000,000 shares with a par value of $0.0001. There were no shares of preferred stock issued and outstanding as of April 30, 2024 and July 31, 2023, respectively.

Common Stock

The authorized common stock of the Company consists of 20,000,000,000 shares with a par value of $0.0001. There were 10,573,271,545 shares of common stock issued and outstanding as of April 30, 2024 and July 31, 2023.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company totaling $34,000 during the period ended April 30, 2024.

The Company’s majority shareholder, WeCapital Co., Ltd., paid expenses on behalf of the company totaling $119,897 during the period ended April 30, 2024.

The $153,897 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

The Company filed a Form 8-K, on December 5, 2023, to disclose an amendment filed by the Company on December 4, 2023, with the Nevada Secretary of State, to change its name to WeCapital Holdings, Inc., effective December 4, 2023. Within the aforementioned 8-K, the Company disclosed that, at the time, it was pending a FINRA corporate action to effect a name change to WeCapital Holdings, Inc., as well as a ticker symbol change.

FINRA announced, on their May 28, 2024 daily list, that the market effective date of our name change, and ticker symbol change, will be May 29, 2024. On May 29, 2024, we will begin, and have since begun, trading under the symbol WCHD. The CUSIP number associated with our common stock will remain 71373M 101.

In accordance with SFAS 165 (ASC 85510) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements aside from the above.

The results for the three and nine months ended April 30, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the financial position, results of operations, and cash flows at April 30, 2024, and for the related periods presented.

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

On September 8, 2021, the Company entered into a “Agreement and Plan of Merger”, whereas it agreed to, and subsequently participated in, a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250 (“Reorganization”). The constituent corporations in the Reorganization were ALL-Q-TELL Corporation (“ALLQ” or “Predecessor”), WeCapital Holdings, Inc., formerly known as Perfect Solutions Group, Inc. (“Successor”), and Perfect Solutions Merger Sub, Inc. (“Merger Sub”). Our now former director was the sole director/officer of each constituent corporation in the Reorganization.

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

The corporate actions taken by the Company, including, but not limited to, the corporate structuring of the transactions, was deemed, in the discretion of our sole director, to be for the benefit of the corporation and its shareholders. Former shareholders of ALLQ are now the shareholders of PSGI. Each and every shareholder of ALLQ became a shareholder of PSGI with each share of capital stock of ALLQ held by former ALLQ shareholder becoming an equivalent amount of capital stock held in PSGI. The former shareholders of ALLQ now have the opportunity to benefit under our business plan and we have the opportunity to grow organically from our shareholder base and new leadership under our current management.

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

On December 4, 2023, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name from Perfect Solutions Group, Inc. to WeCapital Holdings, Inc. We initiated a FINRA corporate action to facilitate our name change and a voluntary ticker symbol change.

On May 3, 2024, the Board of Directors of WeCapital Holdings, Inc. approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm. The reports of BF Borgers on the Company’s financial statements for the fiscal years ended July 31, 2023 and July 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended July 31, 2023 and July 31, 2022, and through the date of termination, May 3, 2024, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the financial statement for such years. During the fiscal years ended July 31, 2023 and July 31, 2022, and through May 3, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K), except for the identified material weaknesses in its internal control over financial reporting as disclosed in the Company’s Annual Report.

On May 20, 2024, the Board of Directors approved the engagement of Michael Gillespie & Associates, PLLC (PCAOB ID: 6108) as the Company’s independent registered public accounting firm. Michael Gillespie & Associates, PLLC will audit the Company’s financial information for the fiscal years ended July 31, 2024, July 31, 2023, and will review all applicable interim periods.

During the fiscal years ended July 31, 2023, July 31, 2022, and July 31, 2021, neither the Company nor anyone on its behalf consulted with Michael Gillespie & Associates regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Michael Gillespie & Associates concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K)

The Company filed a Form 8-K, on December 5, 2023, to disclose an amendment filed by the Company on December 4, 2023, with the Nevada Secretary of State, to change its name to WeCapital Holdings, Inc., effective December 4, 2023. Within the aforementioned 8-K, the Company disclosed that, at the time, it was pending a FINRA corporate action to effect a name change to WeCapital Holdings, Inc., as well as a ticker symbol change.

FINRA announced, on their May 28, 2024 daily list, that the market effective date of our name change, and ticker symbol change, will be May 29, 2024. On May 29, 2024, we will begin, and have since begun, trading under the symbol WCHD. The CUSIP number associated with our common stock will remain 71373M 101.

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

Liquidity and Capital Resources

Our cash balance is $0 as of April 30, 2024. We are currently utilizing funds from our Chief Executive Officer, Koichi Ishizuka, and our majority shareholder, WeCapital Co., Ltd., and we may continue to rely upon them for funds in the future.

Mr. Ishizuka and WeCapital Co., Ltd. have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

The company has generated no revenue to date.

Net Income/Loss

We recorded a net loss of $63,537 and $7,199 for the three months ended April 30, 2024 and 2023, respectively.

We recorded a net loss of $153,897 and $20,449 for the nine months ended April 30, 2024 and 2023, respectively.

Cash flow

For the nine months ended April 30, 2024 and 2023, we had negative cash flows from operating activities in the amount of $153,897 and $20,449, respectively.

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

As of April 30, 2024, we carried out an evaluation, under the supervision of Koichi Ishizuka, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Ishizuka concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: June 13, 2024